Form 10-Q
period 1995-03-31
LEASTEC INCOME FUND 1985-I
filed 1995-05-10
CIK 756939

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

    For Quarter Ended March 31,1995       Commission file number 2-94054-LA

         Leastec Income Fund 1985-1, A California Limited Partnership
         --------------------------------------- --------------------
            (Exact name of registrant as specified in its charter)


        California                                    68-0050859
        ----------                                    ----------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)



        2855 Mitchell Drive, Suite 215, Walnut Creek, California 94598
        --------------------------------------------------------------
          (Address of principal executive offices)        (Zip Code)


       Registrant's telephone number, including area code (510) 938-3443

 ________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes         X                                    No        __
                      -

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS: N/A

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

          Yes          ___                                 No        ___

                   APPLICABLE ONLY TO CORPORATE ISSUERS: N/A

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         Part 1. Financial Information
                         -----------------------------

                          LEASTEC INCOME FUND 1985-1
                       A CALIFORNIA LIMITED PARTNERSHIP

                           CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                               March 31         December 31
                                                 1995              1994
                                                 ----              ----
ASSETS:

 Cash                                         $ 176,385            $293,456
 Accounts receivable                             31,400               6,932
 Net investment in direct financing leases      335,317             400,051
 Equipment on operating leases, net of
  accumulated depreciation of $1,204,928
  in 1995 and $ 1,338,858 in 1994                31,110              78,984
                                              ---------           ---------

             Total assets                     $ 574,212           $ 779,423
                                              =========           =========

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Payables to affiliates                       $  12,487           $  15,735
 Accounts payable                                39,404              67,972
 Deposits                                        28,536              35,054
 Prepaid rental income                            2,044               4,220
 Distributions payable                           50,000             120,000
 Notes payable                                   60,826             115,580
                                              ---------           ---------

             Total liabilities                  193,297             358,561
                                              ---------           ---------

Partners' Capital:
 Partners' capital                              380,915             420,862
                                              ---------           ---------

             Total partners capital             380,915             420,862
                                              ---------           ---------

Total liabilities & partners' capital         $ 574,212           $ 779,423
                                              =========           =========

                    The accompanying notes are an integral
                 part of these condensed financial statements.

                          LEASTEC INCOME FUND 1985-1
                       A CALIFORNIA LIMITED PARTNERSHIP

                        CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                        Three Months
                                                           Ended
                                                          March 31
                                                          --------

                                                 1995                   1994
                                                 ----                   ----
REVENUE:

Rental income                                $ 80,307               $ 96,595
Direct financing lease income                  11,004                 25,072
Gain on sale of equipment                      15,944                 17,957
Interest income                                 1,852                  4,906
Other income                                       56                    743
                                             --------               --------

              Total revenues                  109,163                145,273
                                             --------               --------


EXPENSES:

Depreciation                                   47,076                 33,838
Management fees                                11,089                 17,802
General & administrative                       31,469                 57,743
Data processing                                 5,695                  5,113
lnterest expense                                3,782                 10,184
                                             --------               --------

              Total expenses                   99,111                124,680
                                             --------               --------

              Net income                     $ 10,052               $ 20,593
                                             ========               ========

              Net income (loss)
              per limited
              partnership unit               $   0.34               $   0.69
                                             ========               ========

                     The accompanying notes are an integral
                 part of these condensed financial statements.

                          LEASTEC INCOME FUND 1985-1
                       A CALIFORNIA LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   Three Months
                                                                      Ended
                                                             1995                1994
                                                             ----                ----
Cash flows from operating activities:
  Net income                                               $  10,052           $  20,593
  Adjustments to reconcile net income
  to net cash provided by operating activities:
     Accumulated depreciation                                 47,076              33,838
     Gain on disposition of equipment                       (15,944)            (17,957)
     Other income                                                -0-               (165)
  Change in assets and liabilities:
     Increase in accounts receivable                        (24,468)             (1,426)
     Decrease in notes receivable                                -0-              23,909
     Increase (decrease) in payable to affiliates            (3,248)                 486
     Decrease in accounts payable                           (28,568)            (37,521)
     Decrease in deposits                                    (6,518)             (5,418)
     Increase (decrease) in prepaid rental income            (2,176)              17,718
     Increase (decrease) in distributions payable           (70,000)              10,000
                                                           ---------           ---------
       Net cash provided (used) by operating activities     (93,794)              44,057
                                                           ---------           ---------

Cash flows from investing activities:
  Proceeds from disposition of equipment                      21,343              33,265
  Decrease in net investment in direct
  financing leases                                            60,134             129,210
                                                           ---------           ---------
    Net cash provided by investing activities                 81,477             162,475
                                                           ---------           ---------

Cash flows from financing activities:
 Repayment of notes payable                                 (54,754)            (48,352)
 Net distributions to partners                              (50,000)           (159,591)
                                                           ---------           ---------
   Net cash used in financing activities                   (104,754)           (207,943)
                                                           ---------           ---------

Net decrease in cash                                       (117,071)             (1,411)
Cash at beginning of period                                  293,456             188,987
                                                           ---------           ---------

Cash at end of period                                      $ 176,385           $ 187,576
                                                           =========           =========

                    The accompanying notes are an integral
                 part of these condensed financial statements.

                          LEASTEC INCOME FUND 1985-1

                       A CALIFORNIA LIMITED PARTNERSHIP

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

             MARCH 31, 1995, MARCH 31, 1994 AND DECEMBER 31, 1994

                                  (UNAUDITED)

1. Basis of Condensed Financial Statement Preparation
   --------------------------------------------------

   In the opinion of the General Partner, the accompanying unaudited condensed financial statements contain all adjustments (consisting principally of normal, recurring accruals) necessary to present fairly the financial position of Leastec Income Fund 1985-1 (the Partnership) as of March 31, 1995, March 31, 1994 and December 31, 1994.

   As provided for in the Partnership agreement and offering document, the Partnership engaged in leasing activities which intended to be completed in approximately eleven years from its inception at which time all remaining partnership assets will have been liquidated and cash proceeds distributed to the registrants partners. The Partnership has presented its 1995 financial statements to reflect its leasing activities on a basis consistent with prior periods.

2. Wind Down Phase
   ---------------

   The Registrant has ceased acquisition of new capital equipment and is in the process of liquidating its lease portfolio. It is intended that the Registrant will be fully liquidated at the end of its eleventh full year of operation, December 1996.

                          LEASTEC INCOME FUND 1985-1

                       A CALIFORNIA LIMITED PARTNERSHIP

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operation
- --------------------

    The Registrant has been winding down operations since 1993 by discontinuing new leasing activities and returning cash available from operations to the Registrants Partners. Although the Registrant has until December 1997 to liquidate operations, the Registrant intends to be fully liquidated by December 1996.

    The majority of the Registrants operating leases have terminated. The remaining leases will be fully depreciated in the first half of 1995. As operating leases terminate, the equipment is sold. The remaining balance of the lease portfolio is invested in Direct Finance leases which terminate with the Lessees contractually required purchase of equipment. The income and expenses of the Registrant are steadily declining as the lease portfolio size declines. The cash balances and related interest income fluctuate according to the cash amounts received from equipment sales and finance lease purchases during each quarter. Cash is distributed to the Partners according to their respective tax basis capital accounts.

    The Registrant reported a net gain of $10,052 or $ 0.34 per Limited Partnership Unit for the three months ended March 31, 1995 as compared to net income of $20,593 or $ 0.69 per Limited Partnership Unit for the three months ended March 31, 1994. The decrease in net income was caused by the decreasing lease portfolio providing less income as the partnership leasing activities are winding down.

    Total revenues for the three months ended March 31, 1995 were $109,163 compared to $145,273 for the same period in the prior year. This decrease reflects the gradual liquidation of the Registrant's lease portfolio. Revenue derived from the Fund's equipment management activities comprised 98% of the total income for the period, with the remaining 2% being interest income.

    Direct financing lease income decreased from March 31, 1994 to March 31, 1995 ($25,072 to $11,004 respectively). The net investment in direct financing leases decreased from $400,051 at March 31, 1994 to $335,317 at March 31, 1995.

    Interest income decreased because the Registrant held smaller cash balances during the first three months of 1995 as compared to the same period in the prior year. All available cash is being paid out in distributions to the Fund's partners on a quarterly basis.

    Total expenses for the three months ended March 31, 1995 were $99,111 compared to $124,680 for the same period in the prior year. Depreciation, management fees, interest, and general and administrative costs comprised 94% of the total expenses. Interest expense decreased from March 31, 1994 to March 31, 1995 ($10,184 to $3,782 respectively). The note payable balance was $115,580 in the first three months of 1994 compared to a note payable balance of $60,826 for the same period in 1995.

      As leases are terminated during the year, the equipment was not re-leased and was sold. Equipment on operating leases, net of depreciation decreased from $78,984 at December 31,1994 to $31,110 at March 31, 1995. A prior period adjustment to depreciation was made in the first quarter 1994 causing depreciation to increase from $33,838 for the three months ended March 31, 1994 to $47,076 for the three months ended March 31, 1995.

      The gain on sale of equipment for the three months ended March 31, 1995 was $15,944 a slight decrease from $17,957 for the same period in 1994.

      General and administrative costs decreased from $57,743 for the first three months of 1994 to $31,469 for the same period in 1995.


Liquidity and Capital Resources
- -------------------------------

   Cash used by operating activities for the three months ended March 31, 1995 was $93,794 compared to cash provided by operating activities of $44,057 for the same period in the prior year. The decrease in cash from operating activities reflects the continued winding down of the operating lease portfolio.

   Cash from investing activities decreased from $162,475 in the first quarter of 1994 to $81,477 for the first quarter 1995, reflecting primarily the decline in rental receipts from the direct finance lease portfolio.

   As rental payment on finance leases are received, the cash is broken up into income and return of principal. As finance leases are completed, the rental payments received by the Registrant decline, and the related components of income and return of principal is reflected as a smaller decrease in net investment in direct financing leases from $400,051 at December 31, 1994 to $335,317 at March 31, 1995.

   Sales proceeds of equipment for the three months ended March 31, 1994 totaled approximately $33,265 resulting in a $17,957 gain after depreciation expense was taken compared to $21,343 resulting in a gain of $15,944 for the same period this year.

   Cash from investing activities was used to repay $54,754 of debt during the three months ended March 31,1995 as compared to $48,352 for the same period in the prior year.

   As of March 31,1995, the Fund's partners were allocated cash distributions of $50,000 payable on April 14, 1995. Investor distributions depend on the timing of equipment sales and collections of rents. As a result this amount can be expected to decrease during 1995 and 1996 and to be variable in amount from quarter to quarter depending on the timing of equipment sales.

   The cash balance decreased from $188,987 December 31, 1993 to $187,576 at March 31, 1994 and increased to $293,456 at December 31, 1994 then decreased to $176,385 at March 31, 1995.

   The cash position as of March 31,1995 was $176,385. The General Partner anticipates that funds from operations will be adequate to cover all operating expenses and future needs of the Partnership during 1995.

PART II.        OTHER INFORMATION

 Item 1.        Legal Proceedings
                -----------------

                None.

 Item 2.        Changes in Securities
                ---------------------

                None.

 Item 3.        Defaults Upon Senior Securities
                -------------------------------
                None.

 Item 4.        Submission of Matters to a Vote of Security Holders
                ---------------------------------------------------

                None.

 Item 5.        Other Information
                -----------------

                None.

 Item 6.        Exhibits and Reports on Form 8-K
                --------------------------------

     (a)        Exhibits

                None.

     (b)        Reports on Form 8-K

                None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         LEASTEC INCOME FUND 1985-1
                                         (Registrant)
                                         LEASTEC CORPORATION, General
                                         Partner



Date:  May 10, 1995                      By:  _______________________________ .
                                              Ernest V. Lavagetto, President

                                 EXHIBIT INDEX

Exhiibit No.                Description
- ------------                -----------
    27               Financial Data Schedule