Form 10-Q
period 1995-06-30
LEASTEC INCOME FUND 1985-I
filed 1995-08-03
CIK 756939

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

    For Quarter Ended June 30, 1995      Commission file number 2-94054-LA

         Leastec Income Fund 1985-1, A California Limited Partnership
         ---------------------------------------- --------------------
            (Exact name of registrant as specified in its charter)



           California                                  68-0050859
           ----------                                  ----------
(State or other jurisdiction of           (IRS Employer Identification Number)
 incorporation or organization)




        2855 Mitchell Drive, Suite 215, Walnut Creek, California 94598
        --------------------------------------------------------------
          (Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code (510) 938-3443

       -----------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X            No
                                ---              ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS: N/A

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                            Yes               No
                                ---              ---


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

                         Part 1. Financial Information
                         -----------------------------

                           LEASTEC INCOME FUND 1985-1
                        A CALIFORNIA LIMITED PARTNERSHIP

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                    June 30    December 31
                                                     1995         1994
                                                   ---------   -----------
ASSETS:

Cash                                                $398,351      $293,456
Accounts receivable                                   21,930         6,932
Net investment in direct financing leases            291,504       400,051
Equipment on operating leases, net of
  accumulated depreciation of $-0-
  in 1995 and $1,338,858 in 1994                         -0-        78,984
                                                    --------      --------

        Total assets                                $711,785      $779,423
                                                    ========      ========

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
  Payable to affiliates                             $ 26,024      $ 15,735
  Accounts payable                                    36,002        67,972
  Deposits                                            22,129        35,054
  Prepaid rental income                                  -0-         4,220
  Distributions payable                              150,000       120,000
  Notes payable                                        4,343       115,580
                                                    --------      --------

        Total liabilities                            238,498       358,561
                                                    --------      --------

Partners' Capital:
  Partners' capital                                  473,287       420,862
                                                    --------      --------

        Total partners' capital                      473,287       420,862
                                                    --------      --------

        Total liabilities & partners' capital       $711,785      $779,423
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

                           LEASTEC INCOME FUND 1985-1
                        A CALIFORNIA LIMITED PARTNERSHIP

                         CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                       Six Months              Quarter
                                                          Ended                 Ended
                                                         June 30               June 30
                                                       ----------              -------
                                                     1995       1994       1995       1994
                                                   --------   --------   --------   --------
REVENUE:

Rental income                                      $155,530   $235,491   $ 75,223   $138,896
Direct financing lease income                        20,459     45,406      9,455     20,334
Gain on sale of equipment                           257,823     20,532    241,879      2,575
Interest income                                       3,146      8,531      1,294      3,625
Other income                                          5,826        926      5,770        183
                                                   --------   --------   --------   --------

          Total revenues                            442,784    310,886    333,621    165,613
                                                   --------   --------   --------   --------


EXPENSES:

Depreciation                                         78,186     79,559     31,110     45,721
Management fees                                      33,266     32,980     22,177     15,178
General & administrative                             64,289    102,185     32,820     44,442
Data processing                                       8,783     13,938      3,088      8,825
Interest expense                                      5,835     19,333      2,053      9,149
                                                   --------   --------   --------   --------

          Total expenses                            190,359    247,995     91,248    123,315
                                                   --------   --------   --------   --------

          Net Income                               $252,425   $ 62,891   $242,373   $ 42,298
                                                   ========   ========   ========   ========

  Net income per limited partnership unit          $   8.45   $   2.11   $   8.12   $   1.42
                                                   ========   ========   ========   ========

                    The accompanying notes are an integral
                 part of these condensed financial statements.

                           LEASTEC INCOME FUND 1985-1
                        A CALIFORNIA LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              Six Months
                                                                 Ended
                                                           1995         1994
                                                         ---------   ---------
Cash flows from operating activities:
  Net income                                             $ 252,425   $  62,891
  Adjustments to reconcile net income to
   net cash provided by operating activities:
      Accumulated depreciation                              78,186      79,559
      Gain on disposition of equipment                    (257,823)    (20,532)
      Other income                                             -0-        (167)
  Change in assets and liabilities:
      (Increase) decrease in accounts receivable           (14,998)      2,710
      Decrease in notes receivable                             -0-      45,001
      Increase in payable to affiliates                     10,289       7,900
      Decrease in accounts payable                         (31,970)    (44,586)
      Decrease in deposits                                 (12,925)    (40,188)
      Decrease in prepaid rental income                     (4,220)     (1,914)
      Increase (decrease) in distributions payable          30,000     (70,400)
                                                         ---------   ---------
  Net cash provided by operating activities                 48,964      20,274
                                                         ---------   ---------

Cash flows from investing activities:
      Proceeds from disposition of equipment               263,221      35,841
      Decrease in net investment in direct financing
       leases                                              103,947     271,137
                                                         ---------   ---------
  Net cash provided by investing activities                367,168     306,978
                                                         ---------   ---------

Cash flows from financing activities:
      Repayment of notes payable                          (111,237)    (98,230)
      Net distributions to partners                       (200,000)   (239,591)
                                                         ---------   ---------
  Net cash used in financing activities                   (311,237)   (337,821)
                                                         ---------   ---------

Net increase (decrease) in cash                            104,895     (10,569)
  Cash at beginning of period                              293,456     188,987
                                                         ---------   ---------

  Cash at end of period                                  $ 398,351   $ 178,418
                                                         =========   =========

                     The accompanying notes are an integral
                 part of these condensed financial statements.

                           LEASTEC INCOME FUND 1985-1

                        A CALIFORNIA LIMITED PARTNERSHIP

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

               JUNE 30, 1995, JUNE 30, 1994 AND DECEMBER 31, 1994

                                  (UNAUDITED)

1. Basis of Condensed Financial Statement Preparation
   --------------------------------------------------

   In the opinion of the General Partner, the accompanying unaudited condensed financial statements contain all adjustments (consisting principally of normal, recurring accruals) necessary to present fairly the financial position of Leastec Income Fund 1985-1 (the Partnership) as of June 30, 1995, June 30, 1994 and December 31, 1994.

   As provided for in the Partnership agreement and offering document, the Partnership engaged in leasing activities which intended to be completed in approximately eleven years from its inception at which time all remaining partnership assets will have been liquidated and cash proceeds distributed to the registrant's partners. The Partnership has presented its 1995 financial statements to reflect its leasing activities on a basis consistent with prior periods.

2. Wind Down Phase
   ---------------

   The Registrant has ceased acquisition of new capital equipment and is in the process of liquidating its lease portfolio. It is intended that the Registrant will be fully liquidated at the end of its tenth full year of operation, December 1995.

                           LEASTEC INCOME FUND 1985-1

                        A CALIFORNIA LIMITED PARTNERSHIP

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operation
- --------------------

  The Registrant has been winding down operations since 1993 by discontinuing new leasing activities and returning cash available from operations to the Registrant's Partners. Although the Registrant has until December 1997 to liquidate operations, the Registrant intends to be fully liquidated by December 1995. In order to complete the liquidation of all assets by the end of 1995, it is the General Partner's policy to allow the early termination of leases when requested as well as to seek the sale of leased assets in which the lease may extend beyond December 1995. The General Partner does not anticipate that the cash proceeds from liquidation will return 100% of the Investors original capital contribution.

  All the Registrant's operating leases have terminated and the underlying equipment has been sold. The remaining balance of the lease portfolio is invested in Direct Finance leases which terminate with the lessee's contractually required purchase of equipment. The income and expenses of the Registrant are steadily declining as the lease portfolio size declines. The cash balances and related interest income fluctuate according to the cash flow from rents and equipment and finance lease sales during each quarter. Cash is distributed to the Partners according to their respective tax basis capital accounts.

  The Registrant reported a net income of $252,425 or $ 8.45 per Limited Partnership Unit for the six months ended June 30, 1995 as compared to net income of $62,891 or $2.11 per Limited Partnership Unit for the six months ended June 30, 1994. The increase in net income reflects a decrease in general and administrative expense from $102,185 for the six months ended June 30, 1994 to $64,289 for the same period in 1995 and an increase in gain on sale of equipment from $20,532 for first six months of 1994, compared to $257,823 for 1995. The majority of the increase in the gain on sale of equipment was the sale of equipment from a terminated operating lease, accounting for a gain on sale of $222,944. Total revenues for the six months ended June 30, 1995 were $442,784 compared to $310,886 for the same period in the prior year. Revenue derived from the Fund's equipment management activities comprised 99% of the total income for the period, with the remaining 1% being interest income.

  Direct financing lease income decreased from June 30, 1994 to June 30, 1995 ($45,406 to $20,459 respectively). The net investment in direct financing leases decreased from $563,198 at June 30, 1994 to $291,504 at June 30, 1995.

  Interest income decreased because the Registrant held smaller cash balances during the first six months of 1995 as compared to the same period in the prior year. All available cash is being paid out in distributions to the Fund's partners on a quarterly basis.

  Total expenses for the six months ended June 30, 1995 were $190,359 compared to $247,995 for the same period in the prior year. Depreciation, management fees, interest, and general and administrative costs comprised 95% of the total expenses. Interest expense decreased from June 30, 1994 to June 30, 1995 ($19,333 to $5,835 respectively). The note payable balance was $227,688 in the first six months of 1994 compared to a note payable balance of $4,343 for the same period in 1995.

  Equipment on operating leases, net of depreciation decreased from $78,984 at December 31,1994 to $ 0 at June 30, 1995. A prior period adjustment to depreciation was made in the first quarter 1994 causing depreciation to decrease less than expected from $79,559 for the six months ended June 30, 1994 to $78,186 for the six months ended June 30, 1995.

  The gain on sale of equipment for the six months ended June 30, 1995 was $257,823 an increase from $20,532 for the same period in 1994. This was primarily from the sale of a large terminated lease and certain leased assets.

  General and administrative costs decreased from $102,185 for the first six months of 1994 to $64,289 for the same period in 1995.


Liquidity and Capital Resources
- -------------------------------

  Cash provided by operating activities for the six months ended June 30, 1995 was $48,964 compared to $20,274 for the same period in the prior year.

  Cash provided by investing activities increased from $306,978 in the second quarter of 1994 to $367,168 for the second quarter of 1995, reflecting the increase in sales of equipment and leases.

  As rental payments on finance leases are received, the cash is broken up into income and return of principal. As a finance lease ages the income portion of the rental receipts decrease and the return of principal portion increases.

  Sales proceeds of equipment for the six months ended June 30, 1994 totaled approximately $35,841 resulting in a $20,532 gain after depreciation expense was taken compared to $263,221 resulting in a gain of $257,823 for the same period this year.

  Cash provided by investing activities was used to repay $111,237 of debt during the six months ended June 30, 1995 as compared to $98,230 for the same period in the prior year.

  As of June 30,1995, the Fund's partners were allocated cash distributions of $150,000 payable on July 14, 1995. The size of investor distributions depend on the timing of equipment sales and collections of rents. As a result this amount can be expected to decrease during 1995 and to be variable in amount from quarter to quarter depending on the timing of rental receipts and direct finance lease equipment sales.

  The cash balance decreased from $188,987 at December 31, 1993 to $178,418 at June 30, 1994 and increased to $293,456 at December 31, 1994 and to $398,351 at June 30, 1995.

  The cash position as of June 30,1995 was $398,351. The General Partner anticipates that funds from operations will be adequate to cover all operating expenses and future needs of the Partnership during 1995.

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


                                            LEASTEC INCOME FUND 1985-1
                                            (Registrant)
                                            LEASTEC CORPORATION,
                                            General Partner



Date:  August 11, 1995                      By: ______________________________
                                                Ernest V. Lavagetto, President