Form 10-Q
period 1995-09-30
LEASTEC INCOME FUND 1985-I
filed 1995-11-06
CIK 756939

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549
                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended Sept 30, 1995  Commission file number 2-94054-LA

  Leastec Income Fund 1985-1, A California Limited Partnership
     (Exact name of registrant as specified in its charter)


          California                        68-0050859
(State or other jurisdiction of      (IRS Employer Identification
incorporation or organization)        number)

 2855 Mitchell Drive, Suite 215, Walnut Creek, California 94598
   (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code (510) 938-3443
________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report)

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

                  Part 1. Financial Information

                   LEASTEC INCOME FUND 1985-1
                 A CALIFORNIA LIMITED PARTNERSHIP

                    CONDENSED BALANCE SHEETS
                           (UNAUDITED)

                                            September 30   December 31
                                                1995           1994
                                           -------------   -----------
ASSETS:

Cash                                          $292,765        $293,456
Accounts receivable                                360           6,932
Net investment in direct financing             233,460         400,051
leases
Equipment on operating leases, net of
  accumulated depreciation of $-0-
  in 1995 and $ 1,338,858 in 1994                  -0-          78,984
                                              --------        --------
      Total assets                            $526,585        $779,423
                                              ========        ========

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
  Payable to affiliates                       $ 10,266        $ 15,735
  Accounts payable                              41,391          67,972
  Deposits                                      16,726          35,054
  Prepaid rental income                            -0-           4,220
  Distributions payable                        125,000         120,000
  Notes payable                                    -0-         115,580
                                              --------        --------
      Total liabilities                        193,383         358,561
                                              --------        --------
Partners' capital:
  Partners' capital                            333,202         420,862
                                              --------        --------
      Total partners' capital                  333,202         420,862
                                              --------        --------
      Total liabilities & partners'capital    $526,585        $779,423
                                              ========        ========

             The accompanying notes are an integral
          part of these condensed financial statements.


                   LEASTEC INCOME FUND 1985-1
                A CALIFORNIA LIMITED PARTNERSHIP

                 CONDENSED STATEMENTS OF INCOME
                           (UNAUDITED)
                                  Nine Months           Quarter
                                     Ended               Ended
                                  September 30        September 30

                                 1995      1994       1995      1994
                               -----------------    ------------------
REVENUE:

Rental income                  $179,447  $346,177   $ 23,917  $110,686
Direct financing lease income    26,631    61,833      6,172    16,427
Gain on sale of equipment       257,823    40,792        -0-    20,260
Interest income                   4,883    11,426      1,737     2,895
Other income (loss)              (1,030)    5,453     (6,856)    4,527
                               --------  --------   --------  --------
Total revenues                  467,754   465,681     24,970   154,795
                               --------  --------   --------  --------
EXPENSES:

Depreciation                     78,186   128,886        -0-    49,327
Management fees                  40,098    45,607      6,832    12,627
General & administrative         95,406   150,797     31,117    48,612
Data processing                  10,890    17,258      2,107     3,320
Interest expens                   5,835    49,154        -0-    29,821
                               --------  --------    -------  --------
          Total expenses        230,415   391,702     40,056   143,707
                               --------  --------    -------  --------
           Net Income (loss)   $237,339  $ 73,979   $(15,086) $ 11,088
                               ========  ========   ========   =======
Net income (loss) per limited
partnership unit               $   7.98  $   2.48   $  (0.51) $   0.37
                               ========  ========   ========  ========

             The accompanying notes are an integral
          part of these condensed financial statements.



                   LEASTEC INCOME FUND 1985-1
                A CALIFORNIA LIMITED PARTNERSHIP
                    STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                                                        Nine Months
                                                           Ended
                                                        September 30
                                                    1995         1994
                                                  --------     --------
Cash flows from operating activities:
  Net income                                     $ 237,339    $  73,979
  Adjustments to reconcile net income
  to net cash provided by operating activities:
    Accumulated depreciation                        78,186      128,886
    Gain on disposition of equipment              (257,823)     (40,792)
    Other income                                         0         (167)
  Change in assets and liabilities:
    Decrease (increase) in accounts receivable       6,572      (38,340)
    Decrease in notes receivable                         0       62,998
   (Decrease) increase in payable to affiliates     (5,469)       6,151
    Decrease in accounts payable                   (26,581)     (32,079)
    Decrease (increase) in deposits                (18,328)     (44,054)
    Decrease in prepaid rental income               (4,200)      (5,337)
    Decrease in distributions payable                5,000      (60,000)
                                                 ---------    ---------
  Net cash provided by operating activities         14,676       51,245
                                                 ---------    ---------
Cash flows from investing activities:
    Proceeds from disposition of equipment         263,222       56,100
    Decrease in net investment in direct
    financing leases                               161,991      340,411
                                                 ---------    ---------
  Net cash provided by investing activites         425,213      396,511
                                                 --------     ---------
Cash flows from financing activities:
    Repayment of notes payable                    (115,580)    (133,647)
    Net distributions to partners                 (325,000)    (329,991)
  Net cash used in financing activities           (440,580)    (463,638)
                                                 ---------    ---------
Net decrease in cash                                  (691)     (15,882)
  Cash at beginning of period                      293,456      188,987
                                                 ---------    ---------
  Cash at end of period                          $ 292,765    $ 173,105
                                                 =========    =========

             The accompanying notes are an integral
          part of these condensed financial statements.


                   LEASTEC INCOME FUND 1985-1

                A CALIFORNIA LIMITED PARTNERSHIP

             NOTES TO CONDENSED FINANCIAL STATEMENTS

  SEPTEMBER 30, 1995, SEPTEMBER 30, 1994 AND DECEMBER 31, 1994

                           (UNAUDITED)

1. Basis of Condensed Financial Statement Preparation
   --------------------------------------------------
   In the opinion of the General Partner, the accompanying unaudited condensed financial statements contain all adjustments (consisting principally of normal, recurring accruals) necessary to present fairly the financial position of Leastec Income Fund 1985-1 (the Partnership) as of September 30, 1995, September 30, 1994 and December 31, 1994.

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

                   LEASTEC INCOME FUND 1985-1

                A CALIFORNIA LIMITED PARTNERSHIP

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Results of Operation
--------------------
   The Registrant has been winding down operations since 1993 by discontinuing new leasing activities and returning cash available from operations to the Registrant's Partners. Although the Registrant has until December 1997 to liquidate operations, the Registrant intends to be fully liquidated by December 1995. In order to complete the liquidation of all assets by the end of 1995, it is the General Partner's policy to allow the early termination of leases when requested as well as to seek the sale of leased assets in which the lease may extend beyond December 1995. The General Partner does not anticipate that the cash proceeds from liquidation will return 100% of the investors original capital contribution.

   All the Registrant's operating leases have terminated and the underlying equipment has been sold. The remaining balance of the lease portfolio is invested in Direct Finance leases which terminate with the lessee's contractually required purchase of equipment. The income and expenses of the Registrant are steadily declining as the lease portfolio size declines. The cash balances and the related interest income fluctuates according to the cash flow from rents and equipment and finance lease sales during each quarter. Cash is distributed to the Partners according to their respective tax basis capital accounts. The final liquidating distribution will be paid by the Registrant in April of 1996 after the final audit is completed.

  The Registrant reported a net income of $237,339 or $ 7.95 per Limited Partnership Unit for the nine months ended September 30, 1995 as compared to net income of $73,979 or $2.48 per Limited Partnership Unit for the nine months ended September 30, 1994. The increase in net income reflects a decrease in general and administrative expense from $150,797 for the nine months ended September 30, 1994 to $95,406 for the same period in 1995 and an increase in gain on sale of equipment from $40,792 for first nine months of 1994, compared to $257,823 for the same period in 1995. The majority of the increase in the gain on sale of equipment was the sale of equipment from a terminated operating lease which accounted for a gain on sale of $222,944. Total revenues for the nine months ended September 30, 1995 were $467,754 compared to $465,681 for the same period in the prior year. Revenue derived from the Fund's equipment management activities comprised 99% of the total income for the period, with the remaining 1% being interest income.

  Direct financing lease income decreased from September 30, 1994 to September 30, 1995 ($61,833 to $26,631 respectively). The net investment in direct financing leases decreased from $493,924 at September 30, 1994 to $233,460 at September 30, 1995.

  Interest income decreased because the Registrant held smaller cash balances during the first nine months of 1995 as compared to the same period in the prior year. All available cash is being paid out in distributions to the Fund's partners on a quarterly basis. As stated above the Registrant's final liquidating distribution will be paid in April of 1996 after the final audit of the Registrant is completed.

   Total expenses for the nine months ended September 30, 1995 were $230,415 compared to $391,702 for the same period in the prior year. Depreciation, management fees, interest, and general and administrative costs comprised 95% of the total expenses. Interest expense decreased from September 30, 1994 to September 30, 1995 ($49,154 to $5,835 respectively). The note payable balance was $192,271 in the first nine months of 1994 compared to a note payable balance of $-0- for the same period in 1995.

      Equipment on operating leases, net of depreciation decreased from $78,984 at December 31,1994 to $ 0 at September 30, 1995. A prior period adjustment to depreciation was made in the first quarter 1994 causing depreciation to decrease less than expected from $128,886 for the nine months ended September 30, 1994 to $78,186 for the nine months ended September 30, 1995.

     The gain on sale of equipment for the nine months ended September 30, 1995, was $257,823 a substantial increase from $40,792 for the same period in 1994. This was primarily from the sale of a large terminated lease and certain leased assets.

      General and administrative costs decreased from $150,797 for the first nine months of 1994 to $95,406 for the same period in 1995.


Liquidity and Capital Resources
-------------------------------
  Cash provided by operating activities for the nine months ended September 30, 1995, was $14,676 compared to $51,245 for the same period in the prior year.

  Cash provided by investing activities increased from $396,511 in the third quarter of 1994 to $425,213 for the third quarter of 1995, reflecting the increase in sales of equipment and leases.

  As rental payments on finance leases are received, the cash is broken up into income and return of principal. As a finance lease ages the income portion of the rental receipts decrease and the return of principal portion increases.

  Sales proceeds of equipment for the nine months ended September 30, 1994, totaled approximately $56,100 resulting in a $40,792 gain after depreciation expense was taken compared to $263,222 resulting in a gain of $257,823 for the same period this year.

      Cash provided by investing activities was used to repay $115,580 of debt during the nine months ended September 30, 1995, as compared to $133,647 for the same period in the prior year.

  As of September 30,1995, the Fund's partners were allocated cash distributions of $125,000 payable on October 13, 1995. The size of investor distributions depend on the timing of equipment sales and collections of rents. As a result, this amount can be expected to decrease during 1995 and to be variable in amount from quarter to quarter depending on the timing of rental receipts and direct finance lease equipment sales.

     The cash balance decreased from $188,987 at December 31, 1993, to $173,105 at September 30, 1994 and increased to $293,456 at December 31, 1994, and decreased to $292,765 at September 30, 1995.

  The cash position as of September 30, 1995, was $292,765. The General Partner anticipates that funds from operations will be adequate to cover all operating expenses and future needs of the Partnership during 1995.

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


                                   LEASTEC INCOME FUND 1985-1
                                   (Registrant)
                                   LEASTEC  CORPORATION
                                   (General Partner)



Date:  November 1, 1995            By:  Ernest V. Lavagetto
                                        Ernest V. Lavagetto
                                        President