Form 10-K
period 1995-12-31
LEASTEC INCOME FUND 1985-I
filed 1996-03-21
CIK 756939

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                  FORM 10-K
  Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
                                 Act of 1934

For the fiscal year ended                      Commission file number
December 31, 1995                                    2-94054-LA

                         LEASTEC INCOME FUND 1985-1
                      A CALIFORNIA LIMITED PARTNERSHIP
                   (Exact name of registrant as specified
                               in its charter)

      California                                        68-0050859
(State or other jurisdiction of                  (IRS Employer Identifi-
incorporation or organization)                        cation Number)

2855 Mitchell Drive, Suite 215, Walnut Creek, CA          94598
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:     (510) 938-3443

        Securities registered pursuant to Section 12 (b) of the Act:
                                    NONE

        Securities registered pursuant to Section 12 (g) of the Act:
                      UNITS OF LIMITED PARTNER INTEREST
                              (TITLE OF CLASS)

       Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes          X                           No

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.          X

                     DOCUMENTS INCORPORATED BY REFERENCE

                     EXHIBIT INDEX LOCATED AT PAGE 26-27

                        LEASTEC INCOME FUND 1985-1
                       1995 FORM 10-K ANNUAL REPORT

                            TABLE OF CONTENTS

                                                           Page No.

Item      1  Business                                          3

Item      2  Properties                                        4

Item      3  Legal proceedings                                 4

Item      4  Submission of Matters to a Vote of
             Security Holders                                  4

Item      5  Market for the Registrant's Common Equity
             and Related Stockholders Matters                  5

Item      6  Selected Financial Data                           6

Item      7  Management's Discussion and Analysis of
             Financial Condition and Results of Operations     7

Item      8  Financial Statements and Supplementary Data      10

Item      9  Changes in And Disagreements with Accountants
             on Accounting and Financial Disclosure           24

Item     10  Directors and Executive Officers of the
             Registrant                                       24

Item     11  Executive Compensation                           25

Item     12  Security Ownership of Certain Beneficial
             Owners and Management                            25

Item     13  Certain Relationships and Related Transactions   26

Item     14  Exhibits, Financial Statement Schedules
             and Reports on Form 8-K                          26

Item 1.   BUSINESS

     In December 1995, the Registrant completed the liquidation of its lease portfolio and ceased its business operations. Cash from operations and sales of equipment have been or will be distributed to the Partners to liquidate the Partnership's business activity. The final distribution is scheduled to occurred by April 15 1996. The Partnership was formed in 1985 with a capitalization of $7,500,00.00. Limited Partner distributions from the inception of the Partnership to date are as follows;

               Year               Total Distribution Made
               ----               -----------------------
               1985                    $   399,674
               1986                        742,079
               1987                        628,859
               1988                        681,260
               1989                         702725
               1990                        712,740
               1991                        197,960
               1992                        800,000
               1993                      1,050,000
               1994                        449,993
               1995                        568,102
                                        ----------
               Total                   $ 6,933,392
                                        ==========

     Distributions noted herein are on an accrual basis of accounting as shown on the Statement of Partners' Capital. The Registrant has accrued a liquidation distribution of $243,102 to the limited partners for the quarter ended
December 31, 1995 due to be distributed by February 29 1996.   The Registrant's
operating assets were fully liquidated by December 31, 1995, the final year of operation. Receivables of $26,143 as of December 31, 1995 were collected by January 10, 1996.

     Prior to 1992, the Registrant's primary business was to acquire a diversified portfolio of capital equipment for lease subject to operating and direct finance leases with terms of 36 to 60 months. The equipment leased was selected by the lessees and was purchased directly from the manufacturer, independent third parties and the lessees (via sale lease back transactions). Operating leases, primarily of data processing equipment, are those in which the Registrant maintains ownership of the equipment at the end of the lease. Direct finance leases are those in which the lessee is contractually obligated to purchase the equipment at a predetermined amount at the end of the lease. Since the Operating leases did not transfer ownership through a purchase obligation, the Registrant was actively independent on re-lease or sale of the equipment to realize a profitable return on its investment in the leased equipment.

     Prior to 1992, the Registrant reinvested cash in excess of partners distributions into new lease transactions. Starting in 1992, the Registrant began to wind down its leasing operations by returning all cash proceeds from operations to the partners through quarterly distributions. During the wind down or liquidation phase, cash proceeds from the rents, equipment sold and all available cash from operations have been distributed to the limited partners in proportion to their respective tax basis capital accounts.

Competition

     While the Registrant has ceased operations, it has competed in the past with manufacturer leasing companies, independent leasing companies, affiliates of banks, commercial credit companies and other leasing partnerships. Competition with these entities was based primarily on lease rates and terms as well as the type and amount of equipment. In addition the condition and relative obsolescence of equipment were major factors in the Partnership's ability to re-lease or sell its equipment from operating leases and to realize income for distribution to partners. Other factors include the demand for a type of equipment, the cost of maintenance, the availability of financing, trends in the economy, interest rates, tax laws as well as many other factors over which neither the Registrant or its competitors had control.

Working Capital

      The Partnership maintained cash reserves for normal operating expenses, working capital and certain leasing costs such as payment of personal property taxes, refurbishment cost, and repossession costs. The Registrant has no statistical information to compare its reserves with those of its competitors.
      The Registrant has no employees. Leastec Corporation is performing all management duties for the Fund. In 1995 the General Partner of the Registrant, Leastec Corporation, received management fees of six percent (6%) of the Registrant's gross receipts, or $62,783, for managing the Registrant's operations.
      The Registrant's revenues, income, and assets for the years ended December 31, 1995, 1994, and 1993, are as follows:

                              1995       1994         1993
                            --------   --------    ----------
   Total Revenues           $490,138   $594,479    $  765,501
   Net Income                147,440    120,041        18,039
   Assets                    365,649    779,423     1,420,371

Item  2.  PROPERTIES

      The Registrant has no plants, mines or other physical properties. At December 31,1995, the portfolio of leases was fully liquidated.

Item  3.  LEGAL PROCEEDINGS

      The Registrant is not a party to any material pending legal proceedings at this time.

Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the period from September 30, 1995 to December 31, 1995, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.

Item  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

      (a) The Registrant's Limited Partner Units and General Partner's Units were not publicly traded.
           There was no established public trading market for such Units and none is expected to develop. However the Registrant's units were freely transferable.

      (b)  The number of holders of partnership interests are set forth below:

             Title of Class               Number of Holders as of
                                             December 31, 1995
          ----------------------          -----------------------
          Limited Partner Units                     906
          General Partner Units                      1

      (c)  Distributions

       During 1995, the Registrant made four (4) quarterly distributions
       (the first distribution in 1995 related to 1994) to all limited partners in the amount of $445,000 as follows:

         Period Ended              Payment        Distributions per
                                                 $250 Investment Unit
         ------------------      ------------    --------------------
         December 31, 1994       January 1995           $4.02
         March 31, 1995           April 1995            $1.67
         June 30, 1995             July 1995            $5.02
         September 30, 1995       October 1995          $4.19


        Additionally, $243,102 has been accrued for the fourth quarter 1995 to be paid by February, 29 1996.

Item  6.  SELECTED FINANCIAL DATA

                       Years Ended December 31,
                ( in thousands, except per unit data)

       For the year:                    1995   1994    1993    1992    1991
       -------------                    ----   ----    ----    ----    ----
       Total revenues                    490    594     766     986   1,336
       Net Income                        147    120      18     129      96
       Distributions declared to
         partners                        568    450   1,050     800     198

       Net income per weighted average
       limited partner unit
         outstanding                    4.94   4.02     .60    4.31    3.23
       At December, 31:
       Total assets                      366    779   1,420   2,721   3,364
       Long-term portion of notes
         payable                         -0-    -0-     116     326     512

      Cash dividend declared per limited partner unit data is not applicable as cash distributions are distributed to those investors electing to receive them at a fixed rate as determined by the general partner based on the investors original investment for years 1985 to 1991. Distributions for the quarters subsequent to 1991 were based on each partner's tax basis capital account.

      The above selected financial data should be read in conjunction with the audited financial statements and related notes to the financial statements appearing in Item 8 of the Form 10-K.


Item  7.  MANAGEMENT  DISCUSSION AND ANALYSIS  OF  FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      Basis of Financial Statement Preparation

      The Partnership has presented its 1995 financial statements to reflect its leasing activities on a basis consistent with prior periods.

RESULTS OF OPERATIONS

1995 Versus 1994

      The Registrant completed ten (10) full years of operations and has liquidated its operating assets. During the liquidation phase of the Partnership, all cash flows in excess of partnership expenses were distributed to the limited partners in proportion to their respective tax basis capital accounts.
      Operating lease income declined from $431,747 in 1994 to $175,303 in 1995 as a result of the leasing portfolio wind down.
      As operating leases terminated during the year, the equipment returned from lease was sold. Equipment on lease (subject to operating leases), net of depreciation decreased from $78,984 at December 31, 1994 to $-0- at December 31,1995.
      The original cost of the equipment on operating leases declined from $1,338,858 in 1994 to $-0-in 1995, and consequently, depreciation expense decreased from $177,462 in 1994 to $78,186 in 1995.
      Rental income from operating leases comprised 73% and 36% of total revenue in 1994 and 1995, respectively, with interest and other, direct financing lease income and gain on disposition of equipment and on direct financing leases making up the remainder. The decline in the percentage of income derived from operating leases reflects the Registrant's effort to invest in finance leases, the decrease in the investment inequipment subject to operating leases and termination of partnership operations.
     The Registrant recorded a net gain on disposition of equipment and direct financing leases of $259,430 in 1995 and $45,452 in 1994.
      Management fees increased slightly from $61,163 in 1994 to $62,783 in 1995, primarily due to the increase in gain on sale offsetting the declining rental revenues. Management fees are dependent on both operating and direct financing lease income. As previously mentioned, income derived from operating leases has decreased due to a decrease in the size of the lease portfolio.
      Direct services from general partners increased from $73,510 in 1994 to $101,478 in 1995. Direct services are the administrative and personnel costs (payroll) incurred on behalf of the Partnership. The increase in this final year is attributed to the accrual of additional expenses associated with the closing and dissolution of the Partnership. Included in these expenses are the costs of the final audit, tax reporting, financial reporting, withdrawal as a business entity from the various states, as well as the cost of preparing the final investor reporting and cash distribution
      General and administrative expenses decreased from $133.080 in 1994 to $98,456 in 1995. This decrease reflected the decrease in the cost related to the sales and disposition of equipment and leases.
      Total operating expenses decreased from $474,438 in 1994 to $342,698 in 1995. A substantial portion of the decrease relates to the reduction of depreciation expense on the operating lease portfolio. Depreciation expense comprised 37% of total expenses in 1994 compared to 23% in 1995.
      The foregoing factors resulted in the Registrant reporting a net income of $147,440 for 1995 ($4.94 per weighted average Limited Partner Unit) compared to $120,041 for 1994 ($4.02 per weighted average Limited Partner Unit).

Liquidity and Capital Resources

      Operating activities provided the Registrant with cash flows of $196,258 in 1994 compared to cash used in operating activities of $53,649 in 1995. The decrease from year to year is a result of the decline in operating lease income due to the planned liquidation of the Partnership.
      During 1995, investing activities provided cash from the collections of moneys from direct financing leases. The sale of equipment related to direct financing leases provided cash in the amount of $6,000 in 1994 and $210,810 in 1995. Cash proceeds from the disposition of equipment from operating leases were $256,442 in 1995 and $60,594 in 1994. The net assets of the Partnership were fully liquidated at December 31, 1995.
      During 1994, financing activities used cash to repay notes payable, which amounted to $210,338, and to make distributions to Limited Partners, which amounted to $479,993. In 1995, financing activities used cash to repay notes payable in the amount of $115,580 and to make distributions to the Limited Partners totaling $445,000.
      Operating lease income declined from $431,747in 1994 to $175,303 in 1995 due to the cessation of leasing activities.
      The cash position as of December 31, 1995 was $339,506. This remaining cash will be used to pay closing expenses and an accrued distribution to the limited partners of $243,102. At December 31, 1995 the Registrant held no equipment.

1994 versus 1993

      Operating lease income declined from $571,796 in 1993 to $431,747 in 1994 as the investment in leases has decreased as a result of the leasing portfolio wind down.
      The Registrant entered into direct financing leases with equipment totaling $167,288 in 1993 and $0 in 1994. The Registrant did not enter into any operating leases in 1993 or 1994. As operating leases terminated during the year, the equipment returning from lease was sold. Equipment on lease (subject to operating leases), net of depreciation decreased from $271,588 at December 31, 1993 to $78,984 at December 31, 1994.
      The original cost of the equipment on operating leases declined from $1,764,399 in 1993 to $1,338,858 in 1994, and consequently, depreciatiom expense decreased from $396,765 in 1993 to $177,462 in 1994.
      Rental income from operating leases comprised 75% and 73% of total revenue in 1993 and 1994, respectively, with interest and other, direct financing lease income and gain on disposition of equipment or on direct financing leases making up the remainder. The decline in the percentage of income derived from operating leases reflects the Registrant's effort to invest in finance leases and the decrease in the investment in equipment subject to operating leases.
      There was no provision for decline in market value of equipment held for sale during the years ending 1993 or 1994. Most of the assets held for sale at that time were fully depreciated or in line with their current market value. The Registrant recorded a net gain on disposition of equipment and direct financing leases of $40,080 in 1994 and a net loss of $14,703 in 1993.
      Management fees decreased from $89,820 in 1993 to $61,163 in 1994. Management fees are dependent on both operating and direct financing lease income. As previously mentioned, income derived from operating leases has decreased due to a decrease in the size of the lease portfolio.
      Direct services from general partners decreased from $77,463 in 1993 to $73,510 in 1994. Direct services are the administrative and personnel costs (payroll) incurred on behalf of the Partnership. The decrease from year to year is attributed to the decrease in the cost related to the sales of operating lease equipment as well as reducing the staffing requirements needed to manage the leasing activities.
      General and administrative expenses increased slightly from $116,800 in 1993 to $133,080 in 1994. This increase reflected a one time marketing cost for re-leasing equipment subject to operating leases.
     Total operating expenses decreased from $747,462 in 1993 to $474,438 in 1994. The majority of the decrease relates to the reduction of depreciation expense on the operating lease portfolio. Depreciation expense comprised 53% of total expenses in 1993 compared to 37% in 1994.
      The foregoing factors resulted in the Registrant reporting a net income of $120,041 for 1994 ($4.02 per weighted average Limited Partner Unit) compared to $18,039 for 1993 ($.60 per weighted average Limited Partner Unit).

Liquidity and Capital Resources

      Operating activities provided the Registrant with cash flows of $412,375 in 1993 and $196,258 in 1994. The decrease from year to year is a result of the decline in operating lease income due to the planned liquidation of the Partnership.
      During 1993 and 1994, investing activities provided cash from the collections of moneys from direct financing leases. The net investment in direct financing leases decreased by $576,648 during 1993 and by $422,912 during 1994. The sale of equipment related to direct financing leases provided cash in the amount of $126,017 in 1993 and $6,000 in 1994. Cash used in investing activities of $167,288 in 1993 consisted of direct finance leases committed to during 1993 but not completed until 1993 compared to no cash used in investing activities in 1994. Cash proceeds from the disposition of equipment from operating leases were $60,594 in 1994 and $45,206 in 1993. The Registrant intends to liquidate the net assets of the Partnership by the end of 1996.
      During 1993, financing activities used cash to repay notes payable, which amounted to $185,857, and to make distributions to Limited Partners, which amounted to $1,100,000. In 1994, financing activities used cash to repay notes payable in the amount of $210,338 and to make distributions to the Limited Partners totaling $479,993.

Item  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          1. Financial Statements
                                                    Page Number

            Independent Auditors' Report                 F-3
            Balance Sheets                               F-4
            Statements of Operations                     F-5
            Statements of Partners' Capital              F-6
            Statements of Cash Flows                     F-7
            Notes to Financial Statements                F-8

                  LEASTEC INCOME FUND 1985-I
              (a California Limited Partnership)

                     Financial Statements

               December 31, 1995, 1994 and 1993

          (With Independent Auditors' Report Thereon)

                  LEASTEC INCOME FUND 1985-I
              (A California Limited Partnership)

                 INDEX TO FINANCIAL STATEMENTS

                                                               Page
                                                              Number

   INDEPENDENT AUDITORS' REPORT                                F-3


    FINANCIAL STATEMENTS:

       BALANCE SHEETS - DECEMBER 31, 1995 and 1994              F-4

       STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
       DECEMBER 31, 1995, 1994 and 1993                         F-5

       STATEMENTS OF PARTNERS' CAPITAL FOR THE
       YEARS ENDED DECEMBER 31, 1995, 1994 and 1993             F-6

       STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
       DECEMBER 31, 1995, 1994 and 1993                         F-7

       NOTES TO FINANCIAL STATEMENTS                            F-8

                 Independent Auditors' Report
                 ----------------------------


The Partners
Leastec Income Fund 1985-I:


We have audited the accompanying balance sheets of Leastec Income Fund 1985-I (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended
December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 1 to the financial statements, the Partnership discontinued operations on December 31, 1995 and intends to make the final liquidating cash distribution to the partners in 1996.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leastec Income Fund 1985-I (a California limited partnership) as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.


                              (signed) KPMG Peat Marwick LLP

February 8, 1996
                                                                   F-3

                         LEASTEC INCOME FUND 1985-1
                     (A California Limited Partnership)

                               Balance Sheets

                         December 31, 1995 and 1994

                 Assets                              1995          1994
                 ------                              ----          ----
Cash and cash equivalents                          $ 339,506   $ 293,456
Receivables, net:
   Rent                                                    0       3,849
   Other                                              26,143       3,083
Net investment in direct financing leases                  0     400,051
Equipment on operating leases, net of
   accumulated depreciation of $0 in 1995
   and $1,338,858 in 1994                                  0      78,984
                                                     --------   --------
                                                    $ 365,649  $ 779,423
                                                     ========   ========
    Liabilities and Partners' Capital
    ---------------------------------

Trade accounts payable                                 78,807      67,972
Distributions payable to partners                     243,102     120,000
Due to affiliates                                      43,740      15,735
Deferred rent revenue                                       0       4,220
Deposits                                                    0      35,054
Notes payable                                               0     115,580
                                                     --------    --------
           Total liabilities                          365,649     358,561
                                                     --------    --------

Partners' capital
    General partner:  Authorized 303 units;
       issued and outstanding 302 units in
       1995 and 1994                                        0         200
    Limited partners:  Authorized 30,000 units;
        issued and outstanding 29,856 units in
        1995 and 1994                                       0     420,662
                                                     --------    --------

          Total partners' capital                           0     420,862
                                                     --------    --------

                                                    $ 365,649   $ 779,423
                                                     ========    ========

See accompanying notes to financial statements.

                         LEASTEC INCOME FUND 1985-1
                     (A California Limited Partnership)

                           Statement of Operations

                Years ended December 31, 1995, 1994 and 1993
                                              1995       1994       1993
                                              ----       ----       ----
Revenues:
  Operating lease income                   $ 175,303    431,747    571,796
  Direct financing lease income               30,084     78,952    142,572
  Interest and other income                   25,321     38,328     47,694
  Gain on disposition of direct
     financing leases, net                     3,786          0      2,439
  Gain on disposition of equipment, net      255,644     45,452          0
                                            --------     ------    -------
          Total revenues                     490,138    594,479    765,501
                                            ========    =======    =======

Expenses:
  Depreciation of equipment on
     operating leases                         78,186    177,462    396,765
  Management  fees                            62,783     61,163     89,820
  Direct services from general partner       101,478     73,510     77,463
  Interest                                     1,795     23,851     49,472
  General and administrative                  98,456    133,080    116,800
  Loss on disposition of equipment, net            0          0     17,142
  Loss on disposition of direct financing
     leases, net                                   0      5,372          0
                                             -------    -------    -------
          Total expenses                     342,698    474,438    747,462
                                             -------    -------    -------
          Net Income                        $147,440    120,041     18,039
                                             =======    =======    =======

Net income per weighted average
    limited partner unit outstanding        $   4.94        4.02      0.60
                                             =======     =======    ======

See accompanying notes to financial statements.

                         LEASTEC INCOME FUND 1985-1
                     (A California Limited Partnership)

                       Statements of Partners' Capital

                Years ended December 31,  1995, 1994 and 1993

                                               General    Limited
                                               Partner    Partners     Total
                                               -------    --------    -------

Partners' capital, December 31, 1992           $   200   1,782,575   1,782,775
Net income                                           0      18,039      18,039
Distributions to partners                            0  (1,050,000) (1,050,000)
                                                ------   ---------   ---------
Partners' capital, December 31, 1993               200     750,614     750,814
Net income                                           0     120,041     120,041
Distributions to partners                            0    (449,993)   (449,993)
                                                ------   ---------   ---------
Partners' capital, December 31, 1994               200     420,662     420,862
Net income                                           0     147,440     147,440
Distributions to partners                            0    (568,102)   (568,102)
Elimination of general partner's
  capital account                                 (200)          0        (200)
                                                ------   ---------    --------
Partners' capital, December 31, 1995           $     0           0           0
                                                ======   =========    ========



See accompanying notes to financial statements.

                         LEASTEC INCOME FUND 1985-1
                     (A California Limited Partnership)

                          Statements of Cash Flows

                Years ended December 31, 1995, 1994 and 1993
                                                  1995      1994        1993
                                                  ----      ----        ----
Cash flows from operating activities:
  Net income                                  $ 147,440   120,041      18,039
  Adjustments to reconcile net income to
    net cash (used in) provided by operating
    activities:
      Depreciation                               78,186   177,462     396,765
      (Gain) loss on disposition of            (255,644)  (45,452)     17,142
         equipment, net
      (Gain) loss on disposition of direct
         financing lease, net                    (3,786)    5,372      (2,439)
       Elimination of general partner capital
         account                                   (200)        0           0
    Changes in operating assets and
      liabilities:
        Receivables                             (19,211)    9,493      15,518
       Trade accounts payable                    10,835    (7,277)     15,132
       Due to affiliates                         28,005     3,315     (19,234)
       Deposits and deferred rent revenue       (39,274)  (66,696)    (28,548)
                                               --------   -------  ----------
          Net cash (used in) provided by
          operating activities                  (53,649)  196,258     412,375
                                               --------   -------  ----------

Cash flows from investing activities:
  Payments received on notes payable                  0   109,036      90,615
  Net investment in direct financing leases           0         0    (167,288)
  Decrease in net investment in direct
    financing leases                            193,027   422,912     576,648
  Proceeds from sale of direct financing
    lease                                       210,810     6,000     156,017
  Proceeds from disposition of equipment        256,442    60,594      45,206
                                               --------   -------  ----------
          Net cash provided by investing
          activities                            660,279   598,542     671,198
                                               --------   -------   ---------
Cash flows from financing activities:
  Repayments of notes payable                  (115,580) (210,338)   (185,857)
  Distributions to partners                    (445,000) (479,993) (1,100,000)
                                               --------- --------  ----------
          Net cash used in financing
            activities                         (560,580) (690,331) (1,285,857)
                                               --------  --------  ----------
Net increase (decrease) in cash and
  cash equivalents                               46,050   104,469    (202,284)

Cash and cash equivalents at beginning
  of year                                       293,456   188,987     391,271
                                               --------   -------   ---------

Cash and cash equivalents at end of year      $ 339,506   293,456     188,987
                                               ========   =======   =========

Supplemental disclosure of cash flow
  information:
    Cash paid for interest                    $   1,795    23,851      49,472
                                               ========   =======   =========

See accompanying notes to financial statements.

                         LEASTEC INCOME FUND 1985-1
                     (A California Limited Partnership)

                        Notes to Financial Statements

                Years ended December 31,  1995, 1994 and 1993

(1)  Organization and Summary of Significant Accounting Policies
     -----------------------------------------------------------

    (a)  Organization
         ------------
         Leastec Income Fund 1985-1 (the Partnership) was formed on November 1, 1984 and commenced operations on March 6, 1985 as a California limited partnership. The Partnership was formed primarily for the purpose of purchasing, holding, leasing and selling peripheral computer equipment.

         The Partnership leases to various companies in a variety of industries throughout the United States. The Partnership's operations consisted of direct financing leases and operating leases.

         The Partnership's general partner is Leastec Corporation (Leastec). Leastec manages the Partnership, including investment of funds, purchase and sale of equipment, lease negotiation and other administrative duties.

         The Partnership ceased operations and prepared for a final liquidating cash distribution as of December 31, 1995. In accordance with the Partnership agreement, the general partner will distribute the net assets of the Partnership based on the limited partners' tax basis capital accounts. Provision has been made in the financial statements for expenses necessary to complete the liquidation of the Partnership.

    (b)  Allowance for Doubtful Accounts
         -------------------------------
         The Partnership provides an allowance for doubtful accounts for receivables deemed uncollectible. Allowance for doubtful accounts of $0 and $5,736 was recorded at December 31, 1995 and 1994, respectively.

    (c)  Net Investment in Direct Financing Leases
         -----------------------------------------
         Net investment in direct financing leases is the total of the future minimum lease payments and the guaranteed residual value accruing to the benefit of the lessor at the end of the lease term less the unearned income in the lease.

         Generally, the leases are secured by the equipment on lease. In the event of a default on a lease, the Partnership has the right to foreclose on the assets leased. Assets acquired in the foreclosure are recorded at the lesser of the net investment in the direct financing lease or their estimated fair value as of the date of the foreclosure. Gains or losses from subsequent disposition of the assets are recorded at the date of sale.

                                                                  (Continued)

                         LEASTEC INCOME FUND 1985-1
                     (A California Limited Partnership)

                        Notes to Financial Statements

                Years ended December 31,  1995, 1994 and 1993


(1)  Organization and Summary of Significant Accounting Policies, Continued
     ----------------------------------------------------------------------

    (d)  Equipment on Operating Leases
         ----------------------------
         Equipment on operating leases is recorded at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the equipment ranging from two to seven years. The estimated useful lives of equipment on operating leases and depreciation rates are adjusted to reflect changes in the estimated salvage value of the equipment at the end of the related leases caused by technological advances or other market change during the lease term.

    (e)  Recognition of Lease Income
         ---------------------------
         Operating leases income is recognized ratably over the lease term.

         Unearned income on direct financing leases is recognized as revenue over the lease term at a constant rate of return on the net investment in the lease.

    (f)  Income Taxes
         ------------
         No provision is made for income taxes since the Partnership is not a taxable entity. Individual partners report their allocable share of partnership taxable income or loss.

    (g)  Cash Equivalents
         ----------------
         For purposes of the statements of cash flows, the Partnership considers all investments with an initial maturity at date of purchase of three months or less to be cash equivalents.

    (h)  Net Income Per Weighted Average Limited Partner Unit
         ----------------------------------------------------
         Net income per weighted average limited partner unit is computed by dividing net income allocated to the limited partners ($147,440 in 1995, $120,041 in 1994 and $18,039 in 1993) by the weighted average number of limited partner units outstanding during the year (29,856 in 1995, 1994 and 1993).

    (i)  Estimates
         ---------
         The preparation of financial statements in conformity with the generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                                                 (Continued)
                                                                        F-9

                         LEASTEC INCOME FUND 1985-1
                     (A California Limited Partnership)

                        Notes to Financial Statements

                Years ended December 31,  1995, 1994 and 1993

(2)  Direct Financing Leases
     -----------------------

     Net investment in direct financing lease at December 31 consists of the following:

                                                             1995      1994
                                                             ----      ----

     Total minimum lease payments receivable                 $  0     361,915
     Guaranteed residuals                                       0      80,344
     Less:  unearned lease income                               0     (42,208)
                                                              ---     -------

                                                             $  0     400,051
                                                              ===    ========

(3)  Notes Payable
     -------------

     The entire note payable balance of $115,580 outstanding as of December 31, 1994 matured and was paid during the year ended
     December 31, 1995.

(4)  Transactions with the General Partner and Affiliates
     ----------------------------------------------------

     The following is a summary of Partnership transactions with the general partner and affiliates.

    (a)  Management Fees
         ---------------
         The general partner is entitled to receive management fees as compensation for services performed in connection with managing the operations of the Partnership, equal to 6% of gross receipts as defined in the Partnership agreement. These fees totaled $62,783 in 1995, $61,163 in 1994 and $89,820 in 1993.

    (b)  Direct Services
         ---------------
         The general partner provides various services directly related to the operations of the Partnership. The Partnership reimburses the general partner for administrative and personnel costs incurred on its behalf. Such reimbursements totaled $101,478 in 1995, and $73,510 in 1994 and $77,463 in 1993.

    (c)  Direct Financing Lease Sales
         ----------------------------
         The Partnership sold direct financing leases to affiliates of the general partner for an amount of $110,391 in 1995. The direct financing leases sale prices approximated the net book values of the leases as recorded in the Partnership at the date of sale.

    (d)  Due to Affiliates
         -----------------
         Amounts due to affiliates totaled $43,740 and $15,735, respectively, at December 31, 1995 and 1994 for services performed.

                                                                  (Continued)
                                                                        F-10

                         LEASTEC INCOME FUND 1985-1

                     (A California Limited Partnership)

                        Notes to Financial Statements

                Years ended December 31,  1995, 1994 and 1993


(5)  Cash Distributions and Allocations of Profits and Losses
     --------------------------------------------------------

    (a)  Cash Distributions
         ------------------
         Cash available for distribution, as defined in the Partnership agreement, is distributed first to the general partner in an amount sufficient to restore their capital account to equal their initial
         capital contribution.   Second, to the general partner equal to 15%
         of cumulative net income less cumulative distributions as of the beginning of each fiscal year. To the extent cumulative distributions to the general partner exceed cumulative net income allocated to the general partner, no distribution is made. The remaining cash available for distribution is allocated to the limited partners.

         Under the terms of the limited partnership agreement, limited partners may elect to reinvest their share of cash distributions in their capital accounts.

         Upon dissolution and termination of the Partnership, in the event the general partner's capital account is less than zero, the general partner shall contribute to the Partnership an amount equal to the deficit balance in its capital account.

         Cash distributions of $325,000 relating to the 1995 financial year of operations of the Partnership were made to the limited partners. In accordance with the Partnership agreement, a liquidating distribution of $243,102 was declared and accrued to bring the limited partners capital account to zero. Under the Partnership agreement, the general partner's capital account was reduced to zero as the general partner was not entitled to any liquidating distributions.

    (b)  Profit and Loss Allocations
         ---------------------------
         The general partner is allocated profits equal to their cash distributions, or to the extent of prior allocated losses. Remaining profits, if any, are allocated to the limited partners.

         Net losses are allocated 99% to the limited partners and 1% to the general partner.

                                                                (Continued)

                         LEASTEC INCOME FUND 1985-1
                     (A California Limited Partnership)

                        Notes to Financial Statements

                Years ended December 31,  1995, 1994 and 1993

(6)  Tax Information
     ---------------

     The following reconciles net income for financial reporting purposes and federal income tax purposes for the years ended December 31:

                                                     1995      1994     1993
                                                     ----      ----     ----
      Net income per financial statements         $ 147,440   120,041   18,039
      Syndication fees                             (937,500)        0        0
      Loss on liquidation                           (40,439)        0        0
      Loss on disposition of equipment              (58,230)  (21,443) (34,791)
      Depreciation                                   48,916    43,544  194,995
      Deferred rent revenue                          (4,220)   (3,923)  (9,721)
      Other                                               0    (5,428)  11,698
                                                    -------   -------  -------
         Partnership income for federal
            income tax purposes                   $(844,033)  132,791  180,200
                                                    =======   =======  =======

     The following reconciles partners' capital for financial reporting purposes and federal income tax purposes as of December 31:

                                                           1995          1994
                                                           ----          ----
     Partners' capital per financial statements         $      0       420,862
     Commissions and offering costs on sale of
       of limited partnership units                            0       937,500
     Loss on liquidation                                 (40,439)      (27,363)
     Depreciation                                        (36,677)        5,376
     Allowance for doubtful accounts                       5,376         4,220
     Deferred rent revenue                                     0             0
     Other                                                71,740        71,540
                                                         -------       -------

        Partners' capital for federal
          income tax purposes                            $     0     1,412,135
                                                         =======     =========

                                                                         F-12

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) At December 31, 1995, the General Partner of the Registrant was Leastec Corporation, a California corporation, a wholly owned subsidiary of The Earnest Group, formerly Partners Fund Management, Inc.

         (b) The directors and executive officers of the General Partner of the Registrant who are not themselves general partners of the Registrant are:
              Ernest V. Lavagetto, 46, President, Chief Financial Officer, Secretary and Director of Leastec Corporation since April 1980. Mr. Lavagetto's term of office as Director ended on August 31, 1996. Mr. Lavagetto joined Leastec Corporation in 1980. He is a Certified Public Accountant and a member in good standing of the American Institute of Certified Public Accountants. The officer noted above is not subject to an employment contract but serves at the pleasure of the Board of Directors of the respective corporation.

        (c)  All significant employees are identified in Item 10 (b) above.

        (d) Leastec Corporation was formed in December 1976. Since its formation, Leastec has sponsored numerous tenancies-in-common, direct ownership transactions, and limited partnerships involving the leasing of computer and high technology medical equipment. Since 1980, Leastec has sponsored and served as a general partner of the following partnerships:

               Leastec Investors No. 1
               Leastec Investors No. 2
               Leastec Investors No. 3
               Leastec Investors No. 4
               Leastec Investors No. 5
               Leastec Investors No. 6
               Equipment Investors of Pacific No. 1
               Equipment Investors of Pacific No. 2
               Equipment Investors of Pacific No. 3
               Equipment Investors of Pacific No. 4
               Equipment Investors of Pacific No. 5
               Equipment Investors of Pacific No. 6
               Leastec Associates I
               Leastec Associates II
               Leastec Associates III
               Leastec Associates  IV
               Leastec Associates V
               Leastec Associates VI
               Leastec Partners I
               Leastec Partners II
               Leastec Partners III
               Leastec Partners IV
               Leastec Partners V
               Leastec Partners VI
               Leastec Partners VII
               Leastec Partners VIII
               Leastec Partners IX
               Leastec Partners X
               Leastec Partners XI
               Leastec Partners XII
               Leastec Partners XIII
               Leastec Partners XV
               Leastec Partners XVI
               Leastec Systems I
               Western Trailer Associates
               Catscan Associates
               Leastec Income Fund 1984-1
               Leastec Income Fund III
               Leastec Income Fund IV
               Leastec Income Fund V

Item 11.  EXECUTIVE COMPENSATION

          The Registrant has no employees. For information relating to fees and compensation paid to the General Partner, see Item 13.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent (5%) of the Limited Partner Units. As noted below, the General Partner owns 100 percent of the General Partner Units.

         (b) The General Partner of the Registrant owns the equity securities of the Registrant set forth in the following table:

             (1)                      (2)                 (3)           (4)
             ---                      ---                 ---           ---
         Title of Class       Name of Beneficial       Amount and      Percent
              Class                 Owner           Nature Ownership  of Class

        General Partner's     Leastec Corporation       302 Units       100.0%
               Unit

        Limited Partner      1st Trust Corporation       8 Units        .0266%
               Unit                 Trustee                IRA
                            FBO Ernest V. Lavagetto
                             (Ernest V. Lavagetto)

              The person or entity noted in Column 2 of the above table has the right to acquire all of the Limited Partner Units of which he or it is the beneficial owner as specified in Rule 13d-3(d)(1) under the Exchange Act.

         (c) There are no arrangements known to the Registrant, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Set forth is information relating to all compensation paid or accrued by the Registrant to the General Partner during the fiscal year ended December 31, 1995:

                        (A)                   (B)               (C)
                Name of Individual      Capacities in          Cash
                or Number in Group       Which Served      Compensation

               Leastec Corporation      General Partner       $62,783

          The General Partner receives all of its compensation in cash from the Registrant. The Registrant also reimburses the General Partner for administrative and personnel costs incurred by the General Partner on behalf of the Registrant. Such expenses totaled $101,478 in 1995 Profits are allocated first to the General Partner to restore their capital accounts to their original capital contribution or if losses occur 1% of the Registrant's net loss in conformity with generally accepted accounting principles. In 1995, no income was allocated to the General Partner.

          Substantially all equipment leased by the Registrant is initially purchased by the Registrant from the manufacturer or independent third parties. The Registrant does not purchase any inventory of equipment but usually acquires equipment that is already subject to a lease. The Registrant purchases the equipment at cost. In addition, the Registrant's purchase price includes commissions paid to independent brokers for originating lease transactions and acquiring equipment.

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  (1)  Financial Statements

                                                             Page Number
                     Independent Auditors' Report                 F-3
                     Balance Sheets                               F-4
                     Statements of Operations                     F-5
                     Statements of Partners Capital               F-6
                     Statements of Cash Flows                     F-7
                     Notes to Financial Statements                F-8

               All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

               (2)  Exhibits

                Exhibit                                                  Page
                Number   Exhibit Name                                   Number
                   3     Leastec Income Fund 1985-1 Limited
                         Partnership (Incorporated by reference
                         from Exhibit 3.1 on Form S-18 filed
                         with  the Commission on January 18, 1985
                         File Number 2-94054-LA)

                Exhibit                                                  Page
                Number   Exhibit Name                                   Number
                   4     Subscription Agreement and Power of Attorney
                         (Incorporated by reference from Exhibit 4.1 on Form S-18, January 18, 1985,
                         File No. 2-94054-LA)

                         Election to Accumulate Cash Distributions
                         (Incorporated by reference from Exhibit 4.1 on Form S-18, January 18, 1985,
                         File No. 2-94054-LA)

        (b) No reports on Form 8-K have been filed during the last quarter of the fiscal year ending December 31, 1995.

        (c) Exhibits None ( Annual Report to Limited Partners consists of substantially all of the information contained in Items 6,7 and 8.)

             Pursuant to the requirements of Sections 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LEASTEC INCOME FUND 1985-1
                                      (Registrant)

                                       By: LEASTEC CORPORATION
                                       General Partner



Dated: March 30, 1996                  BY: ERNEST LAVAGETTO
                                       Ernest Lavagetto
                                       President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant, and in the capacity and on the date indicated.

Dated: March 30, 1996


                                       By: ERNEST LAVAGETTO
                                       Ernest Lavagetto, Director,
                                       Leastec Corporation