Form 10-K
period 1995-12-31
LEASTEC INCOME FUND 1985-I
filed 1996-03-26
CIK 756939

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

                         LEASTEC INCOME FUND 1985-I
                      A CALIFORNIA LIMITED PARTNERSHIP
                   (Exact name of registrant as specified
                               in its charter)

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

                     EXHIBIT INDEX LOCATED AT PAGE 26

                        LEASTEC INCOME FUND 1985-I
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

Item 1.   BUSINESS

     In December 1995, the Registrant completed the liquidation of its lease portfolio and ceased its business operations. Cash from operations and sales of equipment have been or will be distributed to the Partners to liquidate the Partnership's business activity. The final distribution is scheduled to occurred by February 29, 1996. The Partnership was formed in 1985 with a capitalization of $7,500,00.00. Limited Partner distributions from the inception of the Partnership to date are as follows;

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

                           Years Ended December 31,
                     (in thousands, except per unit data)

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

RESULTS OF OPERATIONS

1995 Versus 1994

      The Registrant completed ten (10) full years of operations and has liquidated its operating assets. During the liquidation phase of the Partnership, all cash flows in excess of partnership expenses were distributed to the limited partners in proportion to their respective tax basis capital accounts.
      Operating lease income declined from $431,747 in 1994 to $175,303 in 1995 as a result of the leasing portfolio wind down.
      As operating leases terminated during the year, the equipment returned from lease was sold. Equipment on lease (subject to operating leases), net of depreciation decreased from $78,984 at December 31, 1994 to $-0- at December 31,1995.
      The original cost of the equipment on operating leases declined from $1,338,858 in 1994 to $-0-in 1995, and consequently, depreciation expense decreased from $177,462 in 1994 to $78,186 in 1995.
      Rental income from operating leases comprised 73% and 36% of total revenue in 1994 and 1995, respectively, with interest and other, direct financing lease income and gain on disposition of equipment and on direct financing leases making up the remainder. The decline in the percentage of income derived from operating leases reflects the Registrant's effort to invest in finance leases, the decrease in the investment in equipment subject to operating leases and termination of partnership operations.
     The Registrant recorded a net gain on disposition of equipment and direct financing leases of $259,430 in 1995 and $45,452 in 1994.
      Management fees increased slightly from $61,163 in 1994 to $62,783 in 1995, primarily due to the increase in gain on sale offsetting the declining rental revenues. Management fees are dependent on both operating and direct financing lease income. As previously mentioned, income derived from operating leases has decreased due to a decrease in the size of the lease portfolio.
      Direct services from general partners increased from $73,510 in 1994 to $101,478 in 1995. Direct services are the administrative and personnel costs (payroll) incurred on behalf of the Partnership. The increase in this final year is attributed to the accrual of additional expenses associated with the closing and dissolution of the Partnership. Included in these expenses are the costs of the final audit, tax reporting, financial reporting, withdrawal as a business entity from the various states, as well as the cost of preparing the final investor reporting and cash distribution.
      General and administrative expenses decreased from $133,080 in 1994 to $98,456 in 1995. This decrease reflected the decrease in the cost related to the sales and disposition of equipment and leases.
      Total operating expenses decreased from $474,438 in 1994 to $342,698 in 1995. A substantial portion of the decrease relates to the reduction of depreciation expense on the operating lease portfolio. Depreciation expense comprised 37% of total expenses in 1994 compared to 23% in 1995.
      The foregoing factors resulted in the Registrant reporting a net income of $147,440 for 1995 ($4.94 per weighted average Limited Partner Unit Outstanding) compared to $120,041 for 1994 ($4.02 per weighted average
Limited Partner Unit Outstanding).

Liquidity and Capital Resources

      Operating activities provided the Registrant with cash flows of $196,258 in 1994 compared to cash used in operating activities of $53,649 in 1995. The decrease from year to year is a result of the decline in operating lease income due to the planned liquidation of the Partnership.
      During 1995, investing activities provided cash from the collections of moneys from direct financing leases. The sale of equipment related to direct financing leases provided cash in the amount of $6,000 in 1994 and $210,810 in 1995. Cash proceeds from the disposition of equipment from operating leases were $256,442 in 1995 and $60,594 in 1994. The net assets of the Partnership were fully liquidated at December 31, 1995.
      During 1994, financing activities used cash to repay notes payable, which amounted to $210,338, and to make distributions to Limited Partners, which amounted to $479,993. In 1995, financing activities used cash to repay notes payable in the amount of $115,580 and to make distributions to the Limited Partners totaling $445,000.
      Operating lease income declined from $431,747 in 1994 to $175,303 in 1995 due to the cessation of leasing activities.
      The cash position as of December 31, 1995 was $339,506. This remaining cash will be used to pay closing expenses and an accrued distribution to the limited partners of $243,102. At December 31, 1995 the Registrant held no equipment.

1994 versus 1993

      Operating lease income declined from $571,796 in 1993 to $431,747 in 1994 as the investment in leases has decreased as a result of the leasing portfolio wind down.
      The Registrant entered into direct financing leases with equipment totaling $167,288 in 1993 and $0 in 1994. The Registrant did not enter into any operating leases in 1993 or 1994. As operating leases terminated during the year, the equipment returning from lease was sold. Equipment on lease (subject to operating leases), net of depreciation decreased from $271,588 at December 31, 1993 to $78,984 at December 31, 1994.
      The original cost of the equipment on operating leases declined from $1,764,399 in 1993 to $1,338,858 in 1994, and consequently, depreciatiom expense decreased from $396,765 in 1993 to $177,462 in 1994.
      Rental income from operating leases comprised 75% and 73% of total revenue in 1993 and 1994, respectively, with interest and other, direct financing lease income and gain on disposition of equipment or on direct financing leases making up the remainder. The decline in the percentage of income derived from operating leases reflects the Registrant's effort to invest in finance leases and the decrease in the investment in equipment subject to operating leases.
      There was no provision for decline in market value of equipment held for sale during the years ending 1993 or 1994. Most of the assets held for sale at that time were fully depreciated or in line with their current market value. The Registrant recorded a net gain on disposition of equipment and direct financing leases of $40,080 in 1994 and a net loss of $14,703 in 1993.
      Management fees decreased from $89,820 in 1993 to $61,163 in 1994. Management fees are dependent on both operating and direct financing lease income. As previously mentioned, income derived from operating leases has decreased due to a decrease in the size of the lease portfolio.
      Direct services from general partners decreased from $77,463 in 1993 to $73,510 in 1994. Direct services are the administrative and personnel costs (payroll) incurred on behalf of the Partnership. The decrease from year to year is attributed to the decrease in the cost related to the sales of operating lease equipment as well as reducing the staffing requirements needed to manage the leasing activities.
      General and administrative expenses increased slightly from $116,800 in 1993 to $133,080 in 1994. This increase reflected a one time marketing cost for re-leasing equipment subject to operating leases.
     Total operating expenses decreased from $747,462 in 1993 to $474,438 in 1994. The majority of the decrease relates to the reduction of depreciation expense on the operating lease portfolio. Depreciation expense comprised 53% of total expenses in 1993 compared to 37% in 1994.
      The foregoing factors resulted in the Registrant reporting a net income of $120,041 for 1994 ($4.02 per weighted average Limited Partner Unit Outstanding) compared to $18,039 for 1993 ($.60 per weighted average Limited Partner Unit Outstanding).

Liquidity and Capital Resources

      Operating activities provided the Registrant with cash flows of $412,375 in 1993 and $196,258 in 1994. The decrease from year to year is a result of the decline in operating lease income due to the planned liquidation of the Partnership.
      During 1993 and 1994, investing activities provided cash from the collections of moneys from direct financing leases. The net investment in direct financing leases decreased by $576,648 during 1993 and by $422,912 during 1994. The sale of equipment related to direct financing leases provided cash in the amount of $126,017 in 1993 and $6,000 in 1994. Cash used in investing activities of $167,288 in 1993 consisted of direct finance leases committed to during 1993, but not completed until 1993, compared to no cash used in investing activities in 1994. Cash proceeds from the disposition of equipment from operating leases were $60,594 in 1994 and $45,206 in 1993. The Registrant intends to liquidate the net assets of the Partnership by the end of 1996.
      During 1993, financing activities used cash to repay notes payable, which amounted to $185,857, and to make distributions to Limited Partners, which amounted to $1,100,000. In 1994, financing activities used cash to repay notes payable in the amount of $210,338 and to make distributions to the Limited Partners totaling $479,993.

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

                         LEASTEC INCOME FUND 1985-I
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

                         LEASTEC INCOME FUND 1985-I
                     (A California Limited Partnership)

                           Statement of Operations

                Years ended December 31, 1995, 1994 and 1993
                                              1995       1994       1993
                                              ----       ----       ----
Revenues:
  Operating lease income                   $ 175,303    431,747    571,796
  Direct financing lease income               30,084     78,952    143,572
  Interest and other income                   25,321     38,328     47,694
  Gain on disposition of direct
     financing leases, net                     3,786          0      2,439
  Gain on disposition of equipment, net      255,644     45,452          0
                                            --------     ------    -------
          Total revenues                     490,138    594,479    765,501
                                            --------    -------    -------

Expenses:
  Depreciation of equipment on
     operating leases                         78,186    177,462    396,765
  Management  fees                            62,783     61,163     89,820
  Direct services from general partner       101,478     73,510     77,463
  Interest                                     1,795     23,851     49,472
  General and administrative                  98,456    133,080    116,800
  Loss on disposition of equipment, net            0          0     17,142
  Loss on disposition of direct financing
     leases, net                                   0      5,372          0
                                             -------    -------    -------
          Total expenses                     342,698    474,438    747,462
                                             -------    -------    -------
          Net Income                        $147,440    120,041     18,039
                                             =======    =======    =======

Net income per weighted average
    limited partner unit outstanding        $   4.94        4.02      0.60
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

                         LEASTEC INCOME FUND 1985-I
                     (A California Limited Partnership)

                          Statements of Cash Flows

                Years ended December 31, 1995, 1994 and 1993
                                                  1995      1994        1993
                                                  ----      ----        ----
Cash flows from operating activities:
  Net income                                  $ 147,440   120,041      18,039
  Adjustments to reconcile net income to
    net cash (used in) provided by operating
    activities:
      Depreciation                               78,186   177,462     396,765
      (Gain) loss on disposition of            (255,644)  (45,452)     17,142
         equipment, net
      (Gain) loss on disposition of direct
         financing lease, net                    (3,786)    5,372      (2,439)
       Elimination of general partner capital
         account                                   (200)        0           0
    Changes in operating assets and
      liabilities:
        Receivables                             (19,211)    9,493      15,518
       Trade accounts payable                    10,835    (7,277)     15,132
       Due to affiliates                         28,005     3,315     (19,234)
       Deposits and deferred rent revenue       (39,274)  (66,696)    (28,548)
                                               --------   -------  ----------
          Net cash (used in) provided by
          operating activities                  (53,649)  196,258     412,375
                                               --------   -------  ----------

Cash flows from investing activities:
  Payments received on notes payable                  0   109,036      90,615
  Net investment in direct financing leases           0         0    (167,288)
  Decrease in net investment in direct
    financing leases                            193,027   422,912     576,648
  Proceeds from sale of direct financing
    lease                                       210,810     6,000     126,017
  Proceeds from disposition of equipment        256,442    60,594      45,206
                                               --------   -------  ----------
          Net cash provided by investing
          activities                            660,279   598,542     671,198
                                               --------   -------   ---------
Cash flows from financing activities:
  Repayments of notes payable                  (115,580) (210,338)   (185,857)
  Distributions to partners                    (445,000) (479,993) (1,100,000)
                                               --------- --------  ----------
          Net cash used in financing
            activities                         (560,580) (690,331) (1,285,857)
                                               --------  --------  ----------
Net increase (decrease) in cash and
  cash equivalents                               46,050   104,469    (202,284)

Cash and cash equivalents at beginning
  of year                                       293,456   188,987     391,271
                                               --------   -------   ---------

Cash and cash equivalents at end of year      $ 339,506   293,456     188,987
                                               ========   =======   =========

Supplemental disclosure of cash flow
  information:
    Cash paid for interest                    $   1,795    23,851      49,472
                                               ========   =======   =========

See accompanying notes to financial statements.

                         LEASTEC INCOME FUND 1985-I
                     (A California Limited Partnership)

                        Notes to Financial Statements

                Years ended December 31,  1995, 1994 and 1993

(1)  Organization and Summary of Significant Accounting Policies
     -----------------------------------------------------------

    (a)  Organization
         ------------
         Leastec Income Fund 1985-I (the Partnership) was formed on November 1, 1984 and commenced operations on March 6, 1985 as a California limited partnership. The Partnership was formed primarily for the purpose of purchasing, holding, leasing and selling peripheral computer equipment.

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

                                                                  (Continued)

                         LEASTEC INCOME FUND 1985-I
                     (A California Limited Partnership)

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

                                                                 (Continued)
                                                                        F-9

                         LEASTEC INCOME FUND 1985-I
                     (A California Limited Partnership)

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

                         LEASTEC INCOME FUND 1985-I

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

                                                                (Continued)

                         LEASTEC INCOME FUND 1985-I
                     (A California Limited Partnership)

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

               Leastec Associates I
               Leastec Associates II
               Leastec Associates III
               Leastec Associates  IV
               Leastec Associates V
               Leastec Associates VI
               Leastec Partners I
               Leastec Partners II
               Leastec Partners III
               Leastec Partners IV
               Leastec Partners V
               Leastec Partners VI
               Leastec Partners VII
               Leastec Partners VIII
               Leastec Partners IX
               Leastec Partners X
               Leastec Partners XI
               Leastec Partners XII
               Leastec Partners XIII
               Leastec Partners XV
               Leastec Partners XVI
               Leastec Systems I
               Western Trailer Associates
               Catscan Associates
               Leastec Income Fund 1984-I
               Leastec Income Fund III
               Leastec Income Fund IV
               Leastec Income Fund V

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

          The General Partner receives all of its compensation in cash from the Registrant. The Registrant also reimburses the General Partner for administrative and personnel costs incurred by the General Partner on behalf of the Registrant. Such expenses totaled $101,478 in 1995. Profits are allocated first to the General Partner to restore their capital accounts to their original capital contribution or if losses occur 1% of the Registrant's net loss in conformity with generally accepted accounting principles. In 1995, no income was allocated to the General Partner.

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

               (2)  Exhibits

                Exhibit                                                  Page
                Number   Exhibit Name                                   Number
                   3     Leastec Income Fund 1985-I Limited
                         Partnership (Incorporated by reference
                         from Exhibit 3.1 on Form S-18 filed
                         with  the Commission on January 18, 1985
                         File Number 2-94054-LA)

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

                                      LEASTEC INCOME FUND 1985-I
                                      (Registrant)

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