Form 10-K/A
period 1995-12-31
LEASTEC INCOME FUND 1985-I
filed 1996-04-22
CIK 756939

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                FORM 10K/A
                            (Amendment Number)
  Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
                                 Act of 1934

For the fiscal year ended                      Commission file number
December 31, 1995                                   2-94054-LA

                        LEASTEC INCOME FUND 1985-I
                     A CALIFORNIA LIMITED PARTNERSHIP
         (Exact name of registrant as specified in its charter)

           California                                          68-0050859
(State of other jurisdiciton of                   (IRS Employer Identification
 incorporation or organization)                      Number)

2855 Mitchell Drive, Suite 215, Walnut Creek, CA             94598
(Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code      (510) 938-3443 Ex 15

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

                 Yes   X                          No _____

     Indicate by chech mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K\A-1.                           X

Item  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)  Exhibits

           Exhibit                                                      Page
           Number    Exhibit Name                                      Number
             3       Leastec Income Fund 1985-I Limited Partnership
                     (Incorporated by reference from Exhibit 3.1 on Form S-18 filed with the Commission on January 18, 1985 File Number 2-94054-LA)

           Exhibit
           Number    Exhibit Name                                       Page
             4       Subscription Agreement and Power of Attorney      Number
                     (Incorporated by reference from Exhibit 4.1 on Form S-18, January 18, 1985, File No. 2-94054-LA)

          (b) No reports on Form 8-K have been filed during the last quarter of the fiscal year ending December 31, 1995.

          (c)  Exhibit 27 Financial Data Summary

    Pursuant to the requirements of Sections 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         LEASTEC INCOME FUND 1985-I
                                         (Registrant)

                                         By:  LEASTEC CORPORTION
                                         General Partner


Dated:  April 17, 1996                   By:  ERNEST LAVAGETTO
                                              Ernest Lavagetto
                                              President

    Pursuant to the requirements of the Securities Exchange Act of 1932, this report has been signed below by the following person on behalf of the Registrant, and in te capacity and on the date indicated.

Dated:  April 17, 1996

                                         By:  ERNEST LAVAGETTO
                                              Ernest Lavagetto, Director
                                              Leastec Corporation